Form 10QSB
period 2001-06-30
WATERFALLS CORP
filed 2001-08-14
CIK 1098965

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB
(Mark One)

[X]                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2001
                                  ---------------------------------


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

 Class                                 Outstanding at June 30, 2001

Common Stock, par value $0.0001        2,650,000
================================================================================

                                WATERFALLS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 FORM 10-QSB
                                  CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Cumulative Financial Statements:

                 Balance Sheets at June 30, 2001 and September 30, 2000.........F-1

                 Statements of operations and comprehensive income for
                 the nine months ended June 30, 2001 and 2000....................F-2

                 Consolidated statements of operations and comprehensive
                 income for the three mohths ended June 30, 2001 and 2000.......F-3

                 Statements of operations and comprehensive income for
                 the nine months ended June 30, 2001 and 2000....................F-4

                 Notes to Financial Statements for the nine months ended
                 June 30, 2001 and 2000.........................................F-5/F-6

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

SIGNATURES.......................................................................F-9


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                WATERFALLS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                   ASSETS
                                   ------

                                                  June 30, 2001
                                                   (unaudited)   September 30, 2000
                                                   ------------  -------------------
Current assets:
Cash                                                  $   38           $   70
                                                      ------           ------
    Total assets                                      $   38           $   70
                                                      ======           ======

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current liabilities
 Loan payable - stockholder                           $  100           $    -
                                                      ------           ------
Stockholders' equity:
 Preferred stock, $0.0001 par value, 20 million
 shares authorized, none issued and outstanding            -                -

 Common stock, $.0001 par value, 100 million shares
  authorized, 2,650,000 issued and outstanding           265              265

 Additional paid in capital                              265              265

 Deficit accumulated during the development stage       (592)            (460)
                                                      ------           ------
   Total stockholders' deficiency                        (62)              70
                                                      ------           ------
     Total liabilities and stockholders' deficiency   $   38           $   70
                                                      ======           ======


See accompanying notes to consolidated financial statements (unaudited)

                                WATERFALLS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND
		FOR THE PERIOD FROM NOVEMBER 4, 1999 TO JUNE 30, 2000
                                     AND
    CUMULATIVE FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO JUNE 30, 2001
                                 (UNAUDITED)

                                                                        Cumulative
                                                                           from
                                  For the nine   For the period from  November 4, 1999
                                  months ended   November 4, 1999   (date of inception)
                                 June 30, 2001   to June 30, 2000     to June 30, 2001
                                 --------------  --------------      -----------------
Income:                           $       -        $       -         $       -
                                  ---------        ---------         ---------
Expenses:
 Selling, general, and
  administrative expenses               132              460               592
                                  ---------        ---------         ---------
Total expenses                          132              460               592
                                  ---------        ---------         ---------
Loss before provision for income
  taxes                                (132)            (460)             (592)

Provision for income taxes                -                -                 -
                                  ---------        ---------         ---------
  Net loss                             (132)            (460)             (592)

Other items of comprehensive
  income (loss)                           -                -                 -
                                  ---------        ---------         ---------
Comprehensive net loss	          $    (132)       $    (460)        $    (592)
                                  =========        =========         =========
Loss per share:
 Basic and diluted                $     NIL        $      NIL        $     NIL
                                  =========        ==========        =========
Weighted average number of
 common shares outstanding--
 basic and diluted                2,650,000         2,650,000        2,650,000
                                  =========         =========        =========



See accompanying notes to consolidated financial statements (unaudited)

                                WATERFALLS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                (UNAUDITED)


                                      2001              2000
                                   ---------         ---------

Income                             $       -	     $       -
                                   ---------         ---------
Expenses:
 Selling, general, and
  administrative expenses                 11                 -
                                   ---------         ---------
Total expenses                            11                 -
                                   ---------         ---------
Loss before provision for income
  taxes                                  (11)                -

Provision for income taxes                 -                 -
                                   ---------         ---------
  Net loss                               (11)                -

Other items of comprehensive
  income (loss)                            -                 -
                                   ---------         ---------
Comprehensive net loss             $     (11)        $       -
                                   =========         =========
Loss per share:
  Basic and diluted                $     NIL         $       -
                                   =========         =========
Weighted average number of
  common shares outstanding--
  basic and diluted                2,650,000         2,650,000
                                   =========         =========




See accompanying notes to consolidated financial statements (unaudited)

                                WATERFALLS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE NINE MONTHS ENDED JUNE 30, 2001
		AND FOR THE PERIOD FROM NOVEMBER4, 1999 TO JUNE 30, 2000
                                     AND
    CUMULATIVE FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO JUNE 30, 2001
                                 (UNAUDITED)

                                                                              Cumulative
                                                                                 from
                                        For the nine  For the period from  November 4, 1999
                                       months ended   November 4, 1999    (date of inception)
                                      June 30, 2001   to June 30, 2000     to June 30, 2001
                                      --------------  --------------      -----------------
Cash flows used in operating activities:
   Net loss for the period               $ (132)         $ (460)          $ (592)
                                         ------          ------           ------
Net cash used in operating activities      (132)           (460)            (592)
                                         ------          ------           ------
Financing activities:
Advances from stockholders                  100               -              100
Proceeds from initial capitalization          -             530              530
                                         ------          ------           ------
Net cash provided by (used in)
financing activities                        100             530              630
                                         ------          ------           ------
(Decrease) increase in cash during
  the period                                (32)             70               38

Cash at beginning of period                  70               -                -
                                         ------          ------           ------
Cash at end of period                    $   38          $   70           $   38
                                         ======          ======           ======

See accompanying notes to consolidated financial statements (unaudited)

                                WATERFALLS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
               FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND
		FOR THE PERIOD FROM NOVEMBER 4, 1999 TO JUNE 30, 2000
                                     AND
    CUMULATIVE FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO JUNE 30, 2001
                                 (UNAUDITED)


NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

         Waterfalls Corp. (a development stage Company) (the "Company") was incorporated in Delaware on November 4, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is September 30.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The unaudited financial statements as of June 30, 2001 and for the three and nine month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and items 303 and 301(B) Regulation S-B.

                                WATERFALLS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
               FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND
		FOR THE PERIOD FROM NOVEMBER 4, 1999 TO JUNE 30, 2000
                                     AND
    CUMULATIVE FROM NOVEMBER 4, 1999 (DATE OF INCEPTION) TO JUNE 30, 2001
                                 (UNAUDITED)



NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

         In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of our operations and cash flows for the three and nine month periods ended June 30, 2001 and 2000. The results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2000 as included in our report on Form 10-KSB filed on December 1, 2000.

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

     As of June 30, 2001, management had not made any final decision concerning or entered into any agreements for a business combination. See "SUBSEQUENT EVENTS". When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

      (b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2001.



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

Dated: August 14, 2001